Form 10-Q
period 2007-09-30
AIRGAS SPECIALTY GASES INC; AIRGAS CARBONIC INC; AIRGAS WEST INC; AIRGAS MID SOUTH INC; AIRGAS NORTH CENTRAL INC; AIRGAS EAST INC; AIRGAS DATA LLC; NITROUS OXIDE CORP; AIRGAS GULF STATES INC; AIRGAS MID AMERICA INC
filed 2007-11-09
CIK 1158059, 1158058, 1158055, 1158193, 1158048, 1158045, 1158066, 1158060, 1158050, 1158047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
Commission file number: 1-9344
AIRGAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0732648

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

259 North Radnor-Chester Road, Suite 100
Radnor, PA	19087-5283

(Address of principal executive offices)	(ZIP code)
(610) 687-5253
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Shares of common stock outstanding at November 5, 2007: 82,255,958 shares

AIRGAS, INC.
FORM 10-Q
September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Sales	$1,007,283	$790,747	$1,922,382	$1,563,783

Costs and Expenses:
Cost of products sold (excluding depreciation)	485,554	386,377	923,532	769,596
Selling, distribution and administrative expenses	357,742	283,924	679,154	559,901
Depreciation	44,767	34,152	86,332	67,314
Amortization	3,831	2,031	6,738	3,803

Total costs and expenses	891,894	706,484	1,695,756	1,400,614

Operating Income	115,389	84,263	226,626	163,169

Interest expense, net	(24,490)	(14,654)	(44,998)	(28,330)
Discount on securitization of trade receivables	(4,238)	(3,546)	(8,357)	(6,882)
Other income, net	723	551	639	764

Earnings before income taxes and minority interest	87,384	66,614	173,910	128,721

Income taxes	(34,256)	(26,356)	(68,351)	(49,100)
Minority interest in earnings of consolidated affiliate	(2,519)	(711)	(3,230)	(1,422)

Net Earnings	$50,609	$39,547	$102,329	$78,199

Net Earnings Per Common Share:

Basic earnings per share	$0.62	$0.51	$1.27	$1.01

Diluted earnings per share	$0.60	$0.49	$1.23	$0.97

Weighted average shares outstanding:
Basic	81,896	77,811	80,480	77,685

Diluted	84,209	82,629	83,955	82,553

Comprehensive income	$51,076	$38,626	$106,342	$78,844

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	September 30,	March 31,
	2007	2007
ASSETS
Current Assets
Cash	$42,113	$25,931
Trade receivables, less allowances for doubtful accounts of $19,207 at September 30, 2007 and $15,692 at March 31, 2007	233,053	193,664
Inventories, net	310,547	250,308
Deferred income tax asset, net	19,924	31,004
Prepaid expenses and other current assets	52,977	48,592

Total current assets	658,614	549,499

Plant and equipment at cost	3,109,199	2,755,747
Less accumulated depreciation	(966,283)	(890,329)

Plant and equipment, net	2,142,916	1,865,418

Goodwill	886,634	832,162
Other intangible assets, net	79,984	62,935
Other non-current assets	29,979	23,443

Total assets	$3,798,127	$3,333,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$160,391	$146,385
Accrued expenses and other current liabilities	274,685	241,275
Current portion of long-term debt	40,157	40,296

Total current liabilities	475,233	427,956

Long-term debt, excluding current portion	1,559,812	1,309,719
Deferred income tax liability, net	386,934	373,246
Other non-current liabilities	59,618	39,963
Minority interest in affiliate	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at September 30, 2007 and March 31, 2007	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 83,364 and 79,960 shares issued at September 30, 2007 and March 31, 2007, respectively	834	799
Capital in excess of par value	440,636	341,101
Retained earnings	879,998	792,433
Accumulated other comprehensive income	8,196	4,183
Treasury stock, 1,292 common shares at cost at September 30, 2007 and March 31, 2007	(13,134)	(13,134)

Total stockholders’ equity	1,316,530	1,125,382

Total liabilities and stockholders’ equity	$3,798,127	$3,333,457

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended	Six Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$102,329	$78,199
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	86,332	67,314
Amortization	6,738	3,803
Deferred income taxes	29,825	22,211
Loss (gain) on sales of plant and equipment	708	(213)
Minority interest	3,230	1,422
Stock-based compensation expense	10,029	6,532
Changes in assets and liabilities, excluding effects of business acquisitions:
Securitization of trade receivables	20,600	2,900
Trade receivables, net	(8,940)	(23,256)
Inventories, net	(17,663)	(7,703)
Prepaid expenses and other current assets	(201)	(4,031)
Accounts payable, trade	(17,659)	(13,359)
Accrued expenses and other current liabilities	9,075	(14,971)
Other non-current assets	(4,314)	(1,184)
Other non-current liabilities	3,179	4,740

Net cash provided by operating activities	223,268	122,404

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(128,611)	(121,548)
Proceeds from sales of plant and equipment	3,630	3,487
Business acquisitions and holdback settlements	(341,212)	(99,166)
Other, net	(1,228)	157

Net cash used in investing activities	(467,421)	(217,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	676,694	525,650
Repayment of debt	(441,708)	(438,517)
Financing costs	—	(5,103)
Minority interest in earnings	(711)	(1,422)
Tax benefit realized from the exercise of stock options	7,871	2,726
Stock issued for employee stock purchase plan	6,618	5,846
Proceeds from the exercise of stock options	12,175	6,517
Dividends paid to stockholders	(14,475)	(10,884)
Change in cash overdraft	13,871	6,647

Net cash provided by financing activities	260,335	91,460

Change in cash	$16,182	$(3,206)
Cash – Beginning of period	25,931	34,985

Cash – End of period	$42,113	$31,779

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the “Company”). On July 3, 2007, the Company’s previously consolidated affiliate, National Welders Supply Company (“National Welders”), became a wholly owned subsidiary of Airgas (see Note 11). Intercompany accounts and transactions are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements do not include all disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2007.
     The preparation of financial statements requires the use of estimates. The consolidated financial statements reflect, in the opinion of management, reasonable estimates and all adjustments necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods presented. The interim operating results are not necessarily indicative of the results to be expected for an entire year.
     Stock issued for the employee stock purchase plan, previously reflected as a component of net cash provided by operating activities, has been reclassified as a source of cash from financing activities in the prior period to conform to the current presentation.
(2) NEW ACCOUNTING PRONOUNCEMENTS
(a) Accounting pronouncements adopted this fiscal year
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 addresses the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to beneficial interests in securitized financial assets. The Company adopted SFAS 155 effective April 1, 2007, as required. The Company evaluated SFAS 155 and determined that there was no impact on its results of operations, financial position and liquidity.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that an entity recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The Company adopted SFAS 156 effective April 1, 2007, as required. The adoption of SFAS 156 did not have a material impact on the Company’s results of operations, financial position and liquidity.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two-step tax position evaluation process prescribed in FIN 48. The Company adopted FIN 48 on April 1, 2007, as required. See Note 7 for a further discussion of the impact of FIN 48 on the Company’s consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2) NEW ACCOUNTING PRONOUNCEMENTS- (Continued)
(b) Accounting pronouncements not yet adopted
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to the fair value requirements as applicable in other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.
(3) ACQUISITIONS
     Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
Fiscal 2008
     During fiscal 2008, the Company purchased eight businesses, including six associated with the distribution of packaged gases and related hardgoods products. The largest of these acquisitions was the June 30, 2007 acquisition of most of the U.S. packaged gas business (“Linde Packaged Gas”) of Linde AG (“Linde”), for $310 million in cash. In addition, under the terms of the purchase agreement, the purchase price for Linde Packaged Gas is subject to change based on a net working capital adjustment. The operations acquired include 130 locations in 18 states, with more than 1,400 employees, and generated $342 million in revenues for the year ended December 31, 2006. Of the 130 locations acquired, 113 locations were merged into the operations of seven regional operating companies in the Distribution business segment while 17 branches were merged into the operations of National Welders. A total of $29 million in cash was paid for the five other acquired packaged gas distributors and the settlement of a holdback liability related to a prior year acquisition. These packaged gas distributors had aggregate annual revenues of approximately $42 million. The remaining two acquisitions were purchased for $2.2 million in cash, had combined annual revenues of approximately $4 million and are included in the All Other Operations business segment. The Company acquired the eight businesses to expand its geographic coverage and strengthen its national network of branch-store locations.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) ACQUISITIONS– (Continued)
Purchase Price Allocation
     The aggregate cash paid for the fiscal 2008 acquisitions and the settlement of holdback liabilities associated with certain prior year acquisitions was $341 million. The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the dates of each respective acquisition. The purchase price allocations were based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses.
     The purchase agreements related to Linde Packaged Gas and the March 2007 acquisition of certain operations of Linde’s U.S. bulk gas business (“Linde Bulk Gas”) provide that for federal income tax purposes, the Company and Linde agree on the purchase price allocation within a defined time period. With respect to Linde Bulk Gas, the Company has presented its allocation to Linde. Discussions are underway related to differences between Linde’s allocation and Airgas’ allocation. Therefore, the final purchase price allocation may differ from the amounts included in the accompanying consolidated financial statements. Goodwill associated with the acquisitions is deductible for income taxes.
     During the quarter ended September 30, 2007, the Company made substantial progress in finalizing its plan to incorporate Linde Packaged Gas into its operations. The costs expected to be incurred in connection with this plan consist of one-time severance benefits to acquired employees who are involuntarily terminated and facility exit costs associated with the closure of certain acquired facilities that overlap with the Company’s current operations. As part of the allocated purchase price, the Company recognized a liability of $5 million for severance related to employee terminations. The Company plans to substantially complete the headcount reductions by June 30, 2008. The Company also recognized a liability of approximately $6 million associated with the planned closure of former Linde facilities. The facility closure costs principally reflect non-cancelable lease termination obligations, the majority of which are associated with closing the former Linde corporate headquarters. The Company plans to exit these locations by December 31, 2008. As the Company continues to finalize its plan during the quarter ending December 31, 2007, additional liabilities related to facility closures and additional employee severance and benefits are expected to be recorded. Payments made in connection with these severance and facility exit obligations during the quarter ended September 30, 2007 were insignificant.
     The table below summarizes the allocation of the purchase price of all fiscal 2008 acquisitions as well as adjustments related to prior year acquisitions.

	Linde	Remaining
(In thousands)	Packaged Gas	Acquisitions	Total
Current assets, net	$83,840	$16,325	$100,165
Property and equipment	233,979	(6,898)	227,081
Goodwill	27,357	24,087	51,444
Other intangible assets	13,985	9,420	23,405
Current liabilities	(42,993)	(4,855)	(47,848)
Long-term liabilities	(6,168)	(6,867)	(13,035)

Total cash consideration	$310,000	$31,212	$341,212

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) ACQUISITIONS– (Continued)
Pro Forma Operating Results
     The following represents unaudited pro forma operating results as if the fiscal 2008 and fiscal 2007 acquisitions had occurred on April 1, 2006. The pro forma results were prepared from financial information obtained from the sellers of the businesses as well as information obtained during the due diligence process associated with the acquisitions. Pro forma adjustments to the historic financial information of the businesses acquired were limited to those related to the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include benefits associated with anticipated synergies related to combining the businesses or the integration costs. The pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2006 or of results that may occur in the future.

	Six Months Ended
	September 30,
(In thousands, except per share amounts)	2007	2006
Net sales	$2,022,827	$1,915,203
Net earnings	103,747	84,181
Diluted earnings per share	$1.25	$1.04

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) TRADE RECEIVABLES SECURITIZATION
     The Company participates in a securitization agreement with three commercial banks to sell up to $285 million of qualifying trade receivables. The agreement will expire in March 2010, but may be renewed subject to renewal provisions contained in the agreement. During the six months ended September 30, 2007, the Company sold, net of the subordinated interest held by the Company, $1,573 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1,552 million in collections on those receivables. The amount of outstanding receivables under the agreement was $285 million at September 30, 2007 and $264 million at March 31, 2007.
     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS 156. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. Subordinated retained interests of approximately $72 million and $80 million are included in “Trade receivables” in the accompanying Consolidated Balance Sheets at September 30, 2007 and March 31, 2007, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest based on management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the subordinated interest that continues to be held by the Company. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits are designed to approximate the costs of collections. Accordingly, the net servicing asset is immaterial.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) INVENTORIES, NET
     Inventories, net, consist of:

	September 30,	March 31,
(In thousands)	2007	2007
Hardgoods	$268,180	$218,348
Gases	42,367	31,960

	$310,547	$250,308

     Hardgoods inventories in the table above with a carrying value accounted for under the LIFO inventory method totaled $34 million at September 30, 2007 and $30 million at March 31, 2007. The balance of the hardgoods inventories is valued using the FIFO inventory method. If the FIFO inventory method had been used for all of the Company’s hardgoods inventories, the carrying value of the inventory would have been $8 million higher at September 30, 2007 and $7.5 million higher at March 31, 2007. Substantially all of the inventories are finished goods.
(6) GOODWILL AND OTHER INTANGIBLE ASSETS
     The valuations of other intangible assets and the resulting goodwill of recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill for the six months ended September 30, 2007 were as follows:

		All Other
	Distribution	Operations
	Business	Business
(In thousands)	Segment	Segment	Total
Balance at March 31, 2007	$564,675	$267,487	$832,162
Acquisitions	49,985	1,459	51,444
Other adjustments	2,844	184	3,028

Balance at September 30, 2007	$617,504	$269,130	$886,634

     Other intangible assets amounted to $80 million and $62.9 million, net of accumulated amortization of $58.3 million and $51.9 million at September 30, 2007 and March 31, 2007, respectively. These intangible assets primarily consist of acquired customer lists amortized principally over 7 to 11 years and non-compete agreements entered into in connection with business combinations, which are amortized over the term of the agreements. There are no expected residual values related to these intangible assets. Intangible assets also include trade names with indefinite useful lives valued at $1.1 million. Estimated future amortization expense by fiscal year is as follows: remainder of 2008 — $6.1 million; 2009 — $11.6 million; 2010 — $11.0 million; 2011 — $10.7 million; 2012 — $10.2 million; and $29.3 million thereafter.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7) INCOME TAXES
     In July 2006, the FASB issued FIN 48, which provides guidance on how a company should recognize, measure and disclose in its financial statements uncertain income tax positions. Under FIN 48, a company should not recognize the financial statement benefit for an uncertain income tax position unless it is “more likely than not” that the position is sustainable.
     The adoption of FIN 48 on April 1, 2007 resulted in the Company recording a $289 thousand incremental liability for unrecognized tax benefits and a corresponding reduction in retained earnings. Upon adoption, the Company’s $11 million liability for unrecognized tax benefits included $2 million of accrued interest and penalties. The liability for unrecognized tax benefits, net of a deferred federal income tax benefit, totaled $7 million and would impact the effective income tax rate if recognized. The gross liability for unrecorded tax benefits was recorded as a non-current liability and the related deferred federal income tax benefit was recorded as a non-current asset.
     Consistent with past practice, the Company will continue to record interest and penalties associated with uncertain tax positions in income tax expense.
     The Company files income tax returns in the United States and foreign jurisdictions. The Company also files income tax returns in every state in which the Company does business. The Company is not currently under audit by the IRS and is not under examination in any significant foreign and state and local tax jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2002.
(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities include:

	September 30,	March 31,
(In thousands)	2007	2007
Accrued payroll and employee benefits	$71,578	$71,685
Business insurance reserves	26,421	26,390
Health insurance reserves	9,072	8,446
Accrued interest expense	5,492	4,721
Taxes other than income taxes	20,374	14,771
Cash overdraft	70,927	57,056
Deferred cylinder lease income	24,487	23,067
Other accrued expenses and current liabilities	46,334	35,139

	$274,685	$241,275

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) INDEBTEDNESS
     Long-term debt consists of:

	September 30,	March 31,
(In thousands)	2007	2007
Revolving credit borrowings	$857,494	$489,398
Term loan	532,500	577,500
Money market loans	30,000	30,000
Senior subordinated notes	150,000	150,000
Acquisition and other notes	29,975	17,440
National Welders debt	—	85,677

Total long-term debt	1,599,969	1,350,015
Less current portion of long-term debt	(40,157)	(40,296)

Long-term debt, excluding current portion	$1,559,812	$1,309,719

     The aggregate maturities of long-term debt at September 30, 2007 are as follows:

(In thousands)	Debt Maturities
September 30, 2008	$40,157
March 31, 2009	52,601
March 31, 2010	98,489
March 31, 2011	237,495
March 31, 2012	1,019,952
Thereafter	151,275

$1,599,969

Revolving Credit Borrowings and Term Loan
     As of September 30, 2007, the Company maintains a senior credit facility with a syndicate of lenders. The $1.7 billion senior unsecured credit facility (the “Credit Facility”) permits the Company to borrow up to $1,066 million under a U.S. dollar revolving credit line, up to C$40 million (U.S. $40 million) under a Canadian dollar revolving credit line and up to $600 million under two or more term loans. The Company used borrowings under the term loan provision of the Credit Facility to finance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006. The remaining $500 million term loan was used to finance the Linde Bulk Gas acquisition that closed on March 9, 2007. The Credit Facility will mature on July 25, 2011.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) INDEBTEDNESS – (Continued)
     As of September 30, 2007, the Company had approximately $1,390 million of borrowings under the Credit Facility: $833 million under the U.S. dollar revolver, C$24 million (U.S. $24 million) under the Canadian dollar revolver and $533 million under the term loan. The term loan is repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments on the term loan are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. The Company also had outstanding letters of credit of $35 million issued under the Credit Facility. The U.S. dollar borrowings and the term loan bear interest at the London Interbank Offered Rate (“LIBOR”) plus 75 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 75 basis points. As of September 30, 2007, the average effective interest rates on the U.S. dollar borrowings, the rate on the term loan and average rate on the Canadian dollar borrowings were 6.15%, 5.95%, and 5.67%, respectively.
     As of September 30, 2007, approximately $197 million remained unused under the U.S. dollar revolving credit line and approximately C$16 million (U.S. $16 million) remained unused under the Canadian dollar revolving credit line. As of September 30, 2007, the financial covenants of the Credit Facility do not limit the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
     The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity guarantee the U.S. and Canadian borrowings. The Canadian borrowings are also guaranteed by the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on all other debt.
Money Market Loans
     The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $30 million for a maximum term of three months. The agreement expires on June 30, 2008, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2007, the Company had an outstanding advance under the agreement of $30 million, and bears interest at 6.17%.
     The Company also entered into an agreement with another financial institution that provides access to short-term advances not to exceed $35 million. The advances are generally for overnight or up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2007, there were no short-term advances outstanding under this agreement.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) INDEBTEDNESS – (Continued)
Refinancing of National Welders Debt
     Effective July 3, 2007, the Company amended its Credit Facility to increase the size of its U.S. dollar revolving credit line by $100 million to $1,066 million. As discussed in Note 11, National Welders became a wholly owned subsidiary of the Company on July 3, 2007. Concurrently, National Welders debt of $87.5 million was refinanced by the Company under the expanded U.S. dollar revolving credit line.
(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.
     At September 30, 2007, the Company had nineteen fixed interest rate swap agreements with a notional amount of $602 million. These swaps effectively convert $602 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At September 30, 2007, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 4.94% and receive variable interest payments from the counterparties based on a weighted average variable rate of 5.46%. The remaining terms of each of these swap agreements were between 8 months to 36 months. During fiscal 2008, the fair value of the fixed interest rate swap agreements declined, and the Company recorded a corresponding decrease to “Accumulated Other Comprehensive Income” of $3.1 million. A net loss related to the ineffectiveness of the hedging relationship was recognized as interest expense and was insignificant.
     A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at September 30, 2007, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $3 million.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) NATIONAL WELDERS EXCHANGE TRANSACTION
     Since the December 2003 adoption of Interpretation No. 46R, Consolidation of Variable Interest Entities, the Company’s National Welders joint venture has been consolidated with the operations of the Company. As a consolidated entity, the assets and liabilities of the joint venture were included with the Company’s assets and liabilities and the preferred stockholders interest in those assets and liabilities was reflected as “Minority Interest in Affiliate” on the Company’s Consolidated Balance Sheet. Likewise, the operating results of the joint venture were reflected broadly across the Consolidated Statement of Earnings with the preferred stockholders’ proportionate share of the joint venture’s operating results reflected, net of tax, as “Minority interest in earnings of consolidated affiliate.”
     On July 3, 2007, the preferred stockholders of the National Welders joint venture exchanged their preferred stock for common stock of Airgas (the “NWS Exchange Transaction”). The Company issued 2.471 million shares of Airgas common stock to the preferred stockholders in exchange for all 3.2 million preferred shares of National Welders. The preferred shares of National Welders were reflected on the Company’s Consolidated Balance Sheet as “Minority interest in affiliate.” As part of the negotiated exchange, the Company issued an additional 144 thousand shares (included in the 2.471 million shares) of Airgas common stock to the preferred shareholders which resulted in a one-time net after-tax charge of $2.5 million, or $0.03 per diluted share. The net after-tax charge was reflected in the Consolidated Statement of Earnings as “Minority interest in earnings of consolidated affiliate” and consisted of $7 million related to the additional shares issued net of the reversal of a deferred tax liability related to the undistributed earnings of the National Welders joint venture of $4.5 million. Upon the exchange, National Welders became a wholly owned subsidiary of Airgas.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12) STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows:

	Shares of
	Common
	Stock $0.01	Treasury
(In thousands of shares)	Par Value	Stock
Balance—March 31, 2007	79,960	1,292
Common stock issuance (a),(b)	3,404	—

Balance—September 30, 2007	83,364	1,292

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Treasury	Comprehensive
(In thousands)	Stock	Par Value	Earnings	Income (Loss)	Stock	Income
Balance — March 31, 2007	$799	$341,101	$792,433	$4,183	$(13,134)

Cumulative effect adjustment to retained earnings for the adoption of FIN 48			(289)
Net earnings			102,329			102,329
Common stock issuance — employee benefit plans (a)	10	18,786
Common stock issuance — NWS exchange transaction (b)	25	63,832
Tax benefit from stock option exercises		7,871
Foreign currency translation adjustment				6,029		6,029
Dividends paid on common stock ($0.18 per share)			(14,475)
Stock-based compensation (c)		9,046
Net change in fair value of interest rate swap agreements				(3,083)		(3,083)
Net tax expense of comprehensive income items				1,067		1,067

Balance — September 30, 2007	$834	$440,636	$879,998	$8,196	$(13,134)	$106,342

(a)	Issuance of common stock for stock option exercises and purchases through the employee stock purchase plan.

(b)	Issuance of common stock in exchange for the preferred stock of National Welders (see Note 11).

(c)	The Company recognized compensation expense with a corresponding amount recorded to Capital in excess of par value.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13) STOCK-BASED COMPENSATION
     In accordance w ith SFAS No. 123R, Share-Based Payment, (“SFAS 123R”) the Company recognizes stock-based compensation expense for its stock option plans and employee stock purchase plan. The following table summarizes stock-based compensation expense recognized by the Company in the three and six-month periods ended September 30, 2007 and 2006:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands, except per share amounts)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Stock-based compensation expense related to:
Stock option plans	$3,182	$3,166	$8,126	$5,204
Employee stock purchase plan — options to purchase stock	956	613	1,903	1,328

	4,138	3,779	10,029	6,532
Tax benefit	(1,297)	(1,191)	(3,240)	(1,961)

Net stock-based compensation expense	$2,841	$2,588	$6,789	$4,571

     The pre-tax compensation expense was included in Selling, distribution and administrative expenses in the Consolidated Statements of Earnings. The increase in stock-based compensation expense in the six months ended September 30, 2007 reflected accelerated stock option expense related to retirement eligible employees.
     The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options under SFAS 123R. The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2007 and 2006 was $15.23 and $13.74, respectively.
Summary of Stock Option Activity
     The following table summarizes the stock option activity during the six months ended September 30, 2007:
2006 Equity Incentive Plan — Stock Option Activity

	Number of
	Stock Options	Weighted Average
	(In thousands)	Exercise Price
Outstanding at March 31, 2007	6,883	$19.12
Granted	1,060	$43.79
Exercised	(733)	$16.60
Forfeited	(78)	$31.52

Outstanding at September 30, 2007	7,132	$23.16

Vested or expected to vest at September 30, 2007	6,419	$23.16

Exercisable at September 30, 2007	4,812	$17.05

     A total of 11.8 million shares of common stock were authorized under the 2006 Equity Incentive Plan and predecessor plans, of which 3.5 million shares were available for issuance at September 30, 2007.
     As of September 30, 2007, $24.2 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.9 years.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13) STOCK-BASED COMPENSATION - (Continued)
Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan (the “ESPP”) to encourage and assist employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 3.5 million shares of Company common stock, of which 1.6 million shares were available for issuance at September 30, 2007. During the six months ended September 30, 2007 and 2006, the Company granted 396 thousand and 385 thousand options to purchase common stock under the ESPP, respectively.
     Compensation expense under SFAS 123R is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $9.57 and $8.31 for the six months ended September 30, 2007 and 2006, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.
The following table summarizes the activity of the ESPP during the six months ended September 30, 2007:
ESPP — Purchase Option Activity

	Number of
	Purchase Options	Weighted Average
	(In thousands)	Exercise Price
Outstanding at March 31, 2007	103	$30.86
Granted	396	$35.56
Exercised	(200)	$33.14

Outstanding at September 30, 2007	299	$35.56

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and the Company’s ESPP. The calculation of diluted earnings per share also assumes the conversion of National Welders’ preferred stock to Airgas common stock for periods prior to the July 3, 2007 NWS Exchange Transaction (see Note 11).
     The table below presents the computation of basic and diluted earnings per share for the three and six months ended September 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Basic Earnings per Share Computation
Numerator
Net earnings	$50,609	$39,547	$102,329	$78,199

Denominator
Basic shares outstanding	81,896	77,811	80,480	77,685

Basic earnings per share	$0.62	$0.51	$1.27	$1.01

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14) EARNINGS PER SHARE — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2007 (b)	2006 (a)	2007 (b)	2006 (a)
Diluted Earnings per Share Computation
Numerator
Net earnings	$50,609	$39,547	$102,329	$78,199
Plus: Preferred stock dividends	—	711	711	1,422
Plus: Income taxes on earnings of National Welders	—	262	245	476

Net earnings assuming preferred stock conversion	$50,609	$40,520	$103,285	$80,097

Denominator
Basic shares outstanding	81,896	77,811	80,480	77,685

Incremental shares from assumed conversions:
Stock options and options under the employee stock purchase plan	2,313	2,491	2,293	2,541
Preferred stock of National Welders	—	2,327	1,182	2,327

Diluted shares outstanding	84,209	82,629	83,955	82,553

Diluted net earnings per share	$0.60	$0.49	$1.23	$0.97

(a)	Prior to the July 3, 2007 NWS Exchange Transaction, the preferred stockholders of National Welders had the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or for approximately 2.3 million shares of Airgas common stock. If Airgas common stock had a market value of $24.45 per share or greater, exchange of the preferred stock was assumed because it provided greater value to the preferred stockholders. Based on the assumed exchange of the preferred stock for Airgas common stock, the 2.3 million shares were included in the diluted shares outstanding.

The National Welders preferred stockholders earned a 5% dividend, recognized as “Minority interest in earnings of consolidated affiliate.” Upon the exchange of the preferred stock for Airgas common stock, the dividend would no longer be paid to the preferred stockholders, resulting in additional net earnings for Airgas. For the periods in which the conversion was assumed, the 5% preferred stock dividend was added back to net earnings in the diluted earnings per share computation.

For periods prior to the NWS Exchange Transaction, the earnings of National Welders for tax purposes were treated as a deemed dividend to Airgas, net of an 80% dividend exclusion. Upon the exchange of National Welders preferred stock for Airgas common stock, National Welders would become a wholly owned subsidiary of Airgas. As a wholly owned subsidiary, the net earnings of National Welders would not be subject to additional tax at the Airgas level. For the periods in which the exchange was assumed, the additional tax was added back to net earnings in the diluted earnings per share computation.

(b)	Upon the July 3, 2007 exchange of National Welders preferred stock, the issued shares of Airgas common stock were reflected as outstanding shares for the basic and diluted earnings per share computation for the three month period ended September 30, 2007. The diluted earnings per share computation for the six month period ended September 30, 2007 includes the effect of the items described in (a) above, of which the exchange shares have been weighted to reflect the impact of the exchange transaction.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(15) COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES
Litigation
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.
(16) SUMMARY BY BUSINESS SEGMENT
     Information related to the Company’s business segments for the three and six months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended				Three Months Ended
	September 30, 2007				September 30, 2006
		All				All
		Other				Other
(In thousands)	Dist.	Ops.	Elim.	Combined	Dist.	Ops.	Elim.	Combined
Gas and rent	$447,435	$180,731	$(37,928)	$590,238	$342,976	$124,586	$(13,505)	$454,057
Hardgoods	387,331	31,291	(1,577)	417,045	314,351	23,485	(1,146)	336,690

Total net sales	834,766	212,022	(39,505)	1,007,283	657,327	148,071	(14,651)	790,747

Cost of products sold, excluding deprec. expense	419,530	105,529	(39,505)	485,554	329,758	71,270	(14,651)	386,377
Selling, distribution and administrative expenses	287,101	70,641	—	357,742	235,616	48,308	—	283,924
Depreciation	33,674	11,093	—	44,767	26,721	7,431	—	34,152
Amortization	3,035	796	—	3,831	1,569	462	—	2,031

Operating income	$91,426	$23,963	$—	$115,389	$63,663	$20,600	$—	$84,263

	Six Months Ended				Six Months Ended
	September 30, 2007				September 30, 2006
		All				All
		Other				Other
(In thousands)	Dist.	Ops.	Elim.	Combined	Dist.	Ops.	Elim.	Combined
Gas and rent	$858,716	$344,744	$(70,968)	$1,132,492	$674,980	$241,769	$(27,991)	$888,758
Hardgoods	738,686	54,237	(3,033)	789,890	631,600	46,087	(2,662)	675,025

Total net sales	1,597,402	398,981	(74,001)	1,922,382	1,306,580	287,856	(30,653)	1,563,783

Cost of products sold, excluding deprec. expense	801,526	196,007	(74,001)	923,532	661,353	138,896	(30,653)	769,596
Selling, distribution and administrative expenses	545,923	133,231	—	679,154	465,499	94,402	—	559,901
Depreciation	64,018	22,314	—	86,332	52,546	14,768	—	67,314
Amortization	5,120	1,618	—	6,738	2,878	925	—	3,803

Operating income	$180,815	$45,811	$—	$226,626	$124,304	$38,865	$—	$163,169

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(17) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Taxes
     Cash paid for interest and income taxes was as follows:

	Six Months Ended
	September 30,
(In thousands)	2007	2006
Interest paid	$45,279	$28,785
Discount on securitization	8,357	6,882
Income taxes (net of refunds)	22,246	12,953
Significant Non-cash Investing and Financing Transactions
     In connection with the NWS Exchange Transaction (see Note 11), the Company issued 2.471 million shares of common stock in a non-cash transaction in exchange for the preferred stock of National Welders.
     In an acquisition consummated during the six months ended September 30, 2007, a seller of a business provided direct financing in the form of a $5 million note payable by the Company. Payment of the note will be reflected in the Consolidated Statement of Cash Flows when the cash is paid. In addition, the Company assumed capital lease obligations of $1.8 million in connection with an acquisition.
     During the six months ended September 30, 2007, the Company purchased $6.7 million of rental welders, which were financed directly by a vendor. The vendor financing was reflected as debt on the Consolidated Balance Sheet. Future cash payments in settlement of the debt will be reflected in the Consolidated Statement of Cash Flows when paid.
(18) SUBSEQUENT EVENT
Dividend Declaration
     On October 9, 2007, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.09 per share payable December 31, 2007 to stockholders of record as of December 14, 2007.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(19) SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     The obligations of the Company under its senior subordinated notes (the “Notes”) are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. National Welders, the Company’s foreign holdings and the bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. The claims of the creditors of the Non-guarantors have priority over the rights of the Company to receive dividends or distributions from the Non-guarantors. As disclosed in Note 11, National Welders became a wholly owned subsidiary of the Company on July 3, 2007. As of September 30, 2007 and March 31, 2007, National Welders had total assets of $315 million and $303 million and generated cash from operations for the six months ended September 30, 2007 and 2006 of $12.6 million and $15.3 million, respectively, and National Welders is reflected in the following Condensed Consolidating Statements as a non-guarantor. On October 31, 2007, National Welders became a guarantor of the Notes.
     Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of September 30, 2007 and March 31, 2007 and for the six months ended September 30, 2007 and 2006. On the Condensed Consolidating Statement of Cash Flows for the six months ended September 30, 2006, stock issued for the employee stock purchase plan previously reflected as net cash provided by operating activities has been reclassified as a source of cash from financing activities.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet
September 30, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$39,658	$2,455	$—	$42,113
Trade receivables, net	—	49,395	183,658	—	233,053
Intercompany receivable/(payable)	—	6,440	(6,440)	—	—
Inventories, net	—	285,244	25,303	—	310,547
Deferred income tax asset, net	10,909	10,385	(1,370)	—	19,924
Prepaid expenses and other current assets	8,865	39,596	4,516	—	52,977

Total current assets	19,774	430,718	208,122	—	658,614

Plant and equipment, net	15,962	1,905,211	221,743	—	2,142,916
Goodwill	—	796,431	90,203	—	886,634
Other intangible assets, net	—	74,809	5,175	—	79,984
Investments in subsidiaries	2,944,160	—	—	(2,944,160)	—
Other non-current assets	18,667	8,502	2,810	—	29,979

Total assets	$2,998,563	$3,215,671	$528,053	$(2,944,160)	$3,798,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$1,064	$143,477	$15,850	$—	$160,391
Accrued expenses and other current liabilities	104,152	148,013	22,520	—	274,685
Current portion of long-term debt	30,000	7,984	2,173	—	40,157

Total current liabilities	135,216	299,474	40,543	—	475,233

Long-term debt, excluding current portion	1,516,000	15,781	28,031	—	1,559,812
Deferred income tax liability, net	(17,776)	355,488	49,222	—	386,934
Intercompany (receivable)/payable	30,390	(35,981)	5,591	—	—
Other non-current liabilities	18,203	34,012	7,403	—	59,618
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	834	—	—	—	834
Capital in excess of par value	440,636	1,537,951	71,955	(1,609,906)	440,636
Retained earnings	879,998	1,007,139	317,271	(1,324,410)	879,998
Accumulated other comprehensive income	8,196	1,807	8,407	(10,214)	8,196
Treasury stock	(13,134)	—	(370)	370	(13,134)

Total stockholders’ equity	1,316,530	2,546,897	397,263	(2,944,160)	1,316,530

Total liabilities and stockholders’ equity	$2,998,563	$3,215,671	$528,053	$(2,944,160)	$3,798,127

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$24,652	$1,279	$—	$25,931
Trade receivables, net	—	8,885	184,779	—	193,664
Intercompany receivable/(payable)	—	1,177	(1,177)	—	—
Inventories, net	—	232,790	17,518	—	250,308
Deferred income tax asset, net	22,342	10,383	(1,721)	—	31,004
Prepaid expenses and other current assets	17,878	27,156	3,558	—	48,592

Total current assets	40,220	305,043	204,236	—	549,499

Plant and equipment, net	15,990	1,642,278	207,150	—	1,865,418
Goodwill	—	742,114	90,048	—	832,162
Other intangible assets, net	—	58,037	4,898	—	62,935
Investments in subsidiaries	2,558,871	—	—	(2,558,871)	—
Other non-current assets	8,408	12,176	2,859	—	23,443

Total assets	$2,623,489	$2,759,648	$509,191	$(2,558,871)	$3,333,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$849	$129,179	$16,357	$—	$146,385
Accrued expenses and other current liabilities	89,651	128,366	23,258	—	241,275
Current portion of long-term debt	30,000	5,915	4,381	—	40,296

Total current liabilities	120,500	263,460	43,996	—	427,956

Long-term debt, excluding current portion	1,198,400	9,910	101,409	—	1,309,719
Deferred income tax liability, net	(3,704)	333,599	43,351	—	373,246
Intercompany (receivable)/payable	176,448	(70,778)	(105,670)	—	—
Other non-current liabilities	6,463	25,712	7,788	—	39,963
Minority interest in affiliate	—	—	57,191	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	799	—	—	—	799
Capital in excess of par value	341,101	1,294,816	71,952	(1,366,768)	341,101
Retained earnings	792,433	902,320	286,138	(1,188,458)	792,433
Accumulated other comprehensive income	4,183	609	3,406	(4,015)	4,183
Treasury stock	(13,134)	—	(370)	370	(13,134)

Total stockholders’ equity	1,125,382	2,197,745	361,126	(2,558,871)	1,125,382

Total liabilities and stockholders’ equity	$2,623,489	$2,759,648	$509,191	$(2,558,871)	$3,333,457

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Earnings
Six Months Ended
September 30, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$1,770,485	$151,897	$—	$1,922,382
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	860,040	63,492	—	923,532
Selling, distribution and administrative expenses	1,347	615,232	62,575	—	679,154
Depreciation	2,446	73,769	10,117	—	86,332
Amortization	15	6,362	361	—	6,738

Operating Income (Loss)	(3,808)	215,082	15,352	—	226,626

Interest (expense) income, net	(43,689)	2,567	(3,876)	—	(44,998)
(Discount) gain on securitization of trade receivables	—	(46,288)	37,931	—	(8,357)
Other income, net	276	295	68	—	639

Earnings (loss) before income taxes and minority interest	(47,221)	171,656	49,475	—	173,910
Income tax benefit (expense)	16,177	(66,839)	(17,689)	—	(68,351)
Minority interest in earnings of consolidated affiliate	(2,519)	—	(711)	—	(3,230)
Equity in earnings of subsidiaries	135,892	—	—	(135,892)	—

Net Earnings	$102,329	$104,817	$31,075	$(135,892)	$102,329

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Earnings
Six Months Ended
September 30, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$1,433,586	$130,197	$—	$1,563,783
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	713,210	56,386	—	769,596
Selling, distribution and administrative expenses	4,911	503,732	51,258	—	559,901
Depreciation	3,267	55,135	8,912	—	67,314
Amortization	—	3,444	359	—	3,803

Operating Income (Loss)	(8,178)	158,065	13,282	—	163,169

Interest (expense) income, net	(34,244)	8,195	(2,281)	—	(28,330)
(Discount) gain on securitization of trade receivables	—	(39,796)	32,914	—	(6,882)
Other income (expense), net	(56)	(40)	860	—	764

Earnings (loss) before income taxes and minority interest	(42,478)	126,424	44,775	—	128,721
Income tax benefit (expense)	14,528	(47,191)	(16,437)	—	(49,100)
Minority interest in earnings of consolidated affiliate	—	—	(1,422)	—	(1,422)
Equity in earnings of subsidiaries	106,149	—	—	(106,149)	—

Net Earnings	$78,199	$79,233	$26,916	$(106,149)	$78,199

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Six Months Ended
September 30, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by operating activities	$1,475	$177,988	$43,805	$—	$223,268

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,424)	(108,074)	(18,113)	—	(128,611)
Proceeds from sale of plant and equipment	6	3,251	373	—	3,630
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(341,212)	—	—	(341,212)
Other, net	—	(1,819)	591	—	(1,228)

Net cash used in investing activities	(2,418)	(447,854)	(17,149)	—	(467,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	631,124	16,844	28,726	—	676,694
Repayment of debt	(328,493)	(7,166)	(106,049)	—	(441,708)
Minority interest in earnings	—	—	(711)	—	(711)
Proceeds from the exercise of stock options	12,175	—	—	—	12,175
Stock issued for employee stock purchase plan	6,618	—	—	—	6,618
Tax benefit realized from the exercise of stock options	7,871	—	—	—	7,871
Dividends paid to stockholders	(14,475)	—	—	—	(14,475)
Change in cash overdraft	13,009	—	862	—	13,871
Intercompany	(326,886)	275,194	51,692	—	—

Net cash provided by (used in) financing activities	943	284,872	(25,480)	—	260,335

CHANGE IN CASH	$—	$15,006	$1,176	$—	$16,182
Cash — Beginning of period	—	24,652	1,279	—	25,931

Cash — End of period	$—	$39,658	$2,455	$—	$42,113

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Six Months Ended
September 30, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(67,562)	$175,586	$14,380	$—	$122,404

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,878)	(107,146)	(12,524)	—	(121,548)
Proceeds from sale of plant and equipment	87	2,789	611	—	3,487
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(100,586)	1,420	—	(99,166)
Other, net	644	387	(874)	—	157

Net cash used in investing activities	(1,147)	(204,556)	(11,367)	—	(217,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	490,859	2,363	32,428	—	525,650
Repayment of debt	(396,059)	(2,641)	(39,817)	—	(438,517)
Financing costs	(5,103)	—	—	—	(5,103)
Minority interest in earnings	—	—	(1,422)	—	(1,422)
Proceeds from exercise of stock options	6,517	—	—	—	6,517
Stock issued for employee stock purchase plan	5,846	—	—	—	5,846
Tax benefit realized from the exercise of stock options	2,726	—	—	—	2,726
Dividends paid to stockholders	(10,884)	—	—	—	(10,884)
Change in cash overdraft	5,644	—	1,003	—	6,647
Intercompany	(30,837)	29,114	1,723	—	—

Net cash provided by (used in) financing activities	68,709	28,836	(6,085)	—	91,460

CHANGE IN CASH	$—	$(134)	$(3,072)	$—	$(3,206)
Cash — Beginning of period	—	30,061	4,924	—	34,985

Cash — End of period	$—	$29,927	$1,852	$—	$31,779

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     Airgas, Inc. (the “Company”) had net sales for the quarter ended September 30, 2007 (“current quarter”) of $1 billion compared to $791 million for the quarter ended September 30, 2006 (“prior year quarter”). Net sales increased by 27% in the current quarter driven by the impact of current and prior year acquisitions and strong same-store sales growth. Acquisitions added 21% to the overall sales growth, primarily driven by the two Linde acquisitions, which are described below. Base business sales momentum continued in the current quarter generating same-store sales growth of 6%, with pricing and volume contributing about equally. Sales growth related to pricing reflected gas price increases implemented in April 2007. Higher sales volumes resulted from the strong non-residential construction and energy environment, the continued success of the Company’s growth initiatives, and the continued moderate growth in the industrial economy. Operating income margin expanded 80 basis points in the current quarter to 11.5% compared to 10.7% in the prior year quarter reflecting continued operating leverage and the impact of the March 2007 acquisition of the divested U.S. bulk gas assets of Linde AG (“Linde Bulk Gas”), offset by integration expenses related to the June 2007 acquisition of most of the U.S. packaged gas business of Linde AG (“Linde Packaged Gas”). Net earnings per diluted share grew 22% to $0.60 in the current quarter versus $0.49 in the prior year quarter. The current quarter included a one-time, non-cash charge of $0.03 per diluted share related to the conversion of National Welders Supply Company (“National Welders”) from a joint venture to a wholly owned subsidiary, and $0.04 per diluted share of integration expense primarily related to the Linde Packaged Gas acquisition.
Acquisitions
     The financial results for the three and six month periods ended September 30, 2007 reflect the impact of prior and current year acquisitions. The most significant of these acquisitions were the March 9, 2007 Linde Bulk Gas acquisition for $495 million in cash and the June 30, 2007 Linde Packaged Gas acquisition for $310 million in cash. The Linde Bulk Gas acquisition included eight air separation plants and related bulk gas business with about 300 employees. The acquired business produces and distributes oxygen, nitrogen and argon and generated $176 million in revenues during calendar year 2006. With the acquisition of these assets, the Company formed a new business unit, Airgas Merchant Gases (“AMG”), to manage production, distribution and administrative functions for seven of the air separation plants. One air separation plant was acquired by National Welders. Both AMG and National Welders are reflected in the Company’s “All Other Operations” business segment. Most of the acquired Linde Bulk Gas customers and related service equipment was transferred to existing Distribution business units. AMG principally operates as an internal supplier of bulk oxygen, nitrogen and argon to the business units in the Distribution business segment.
     The Linde Packaged Gas acquisition included 130 locations in 18 states, with more than 1,400 employees. The acquired business is involved in the distribution of packaged gases and related hardgoods. The Linde Packaged Gas operations generated $342 million in revenues for the year ended December 31, 2006. Of the 130 locations acquired, 113 locations were merged into the operations of seven regional companies in the Distribution business segment while 17 branches were merged into the operations of National Welders.
National Welders Exchange Transaction
     On July 3, 2007, the preferred stockholders of National Welders exchanged their preferred shares of National Welders for 2.47 million shares of Airgas common stock (the “National Welders Exchange Transaction”). Upon the exchange, National Welders, a consolidated joint venture, became a wholly owned subsidiary of Airgas. In the current quarter, Airgas recognized a one-time after-tax charge of $2.5 million, or $0.03 per diluted share, as a result of the transaction.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing
     In connection with the National Welders Exchange Transaction, the Company amended its $1.6 billion senior unsecured credit facility in the current quarter to provide for an additional $100 million in borrowing capacity. The additional capacity was used to refinance $87.5 million of National Welders’ debt. On a consolidated basis, there was no increase in the debt of the Company.
Supply Constraints
     The gas industry is working through supply constraints related to certain gases such as helium, argon and carbon dioxide. The industry-wide helium shortage has not eased meaningfully, and is not expected to improve in the next few quarters. Consequently, the Company has seen a dramatic increase in helium costs, and balloon applications remain under the heaviest allocations. The Company’s position in argon is also constrained, but has improved recently, as new sources have eased some of the supply issues. The Company believes that it will continue to be able to keep its customers supplied by constantly evaluating and improving product sourcing strategies.
     In some areas of the country, carbon dioxide is also under pressure, as old supply sources have been depleted without being replaced. The Company recently announced an agreement with Shell Oil to build a 450 ton-per-day plant in Deer Park, Texas, to better serve the Houston and South Texas areas, and a joint marketing alliance with Renew Energy, LLC, Wisconsin’s newest and largest ethanol plant, that will enable Airgas Carbonic, Inc. to market beverage-grade liquid carbon dioxide co-product from the plant. The Deer Park plant is expected to begin operating by January 2009, and the Renew Energy plant began operating in November 2007. There are other areas with similar needs for carbon dioxide supply, and the Company hopes to be able to identify new sources in those areas soon.
Price Increase
     Tight supply of the gases discussed above and rising costs continue to present a challenge to the Company, and, as a result, the Company recently announced certain price increases, which will go into effect in December 2007. The price increases are in response to rising raw material, energy, and labor costs and the effective date is designed to keep the Company ahead of the curve with respect to these rising costs. The anticipated impact of the price increases is reflected in the Company’s forward earnings guidance below.
Long-term Goals
     The Company presented new long-term goals at its September 2007 Analysts Meeting. For fiscal 2011, the Company is targeting over $5 billion in revenues and an operating margin between 13% and 13.5%. These goals reflect the Company’s assumption that same-store sales will grow in the mid-single digits, that it will acquire $100 million to $150 million in sales per-year between 2009 and 2011, and that capital expenditures will be 5% to 6% of sales. The Company believes its ability to attain operational efficiencies, grow organically, successfully integrate acquisitions, and leverage its infrastructure will be key factors in achieving these goals.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Looking Forward
     Looking forward, the Company expects net earnings for the third quarter ending December 31, 2007 to range from $0.63 to $0.65 per diluted share, including an estimated $0.01 per diluted share of integration expense from the Linde Packaged Gas acquisition. The Company expects the industrial economy and non-residential construction to continue expanding during the remainder of fiscal 2008 and increased its fiscal 2008 earnings guidance to $2.55 to $2.60 per diluted share, including the $0.03 per share charge related to the National Welders Exchange Transaction, and integration costs from the Linde Packaged Gas acquisition. The previously communicated guidance was $2.49 to $2.57 per diluted share and included the National Welders exchange charge and the Linde Packaged Gas integration expense. The estimate of fiscal 2008 net earnings anticipates consistency in the current sales environment and continued benefit from effective management of costs and pricing.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 27% in the current quarter compared to the prior year quarter driven by acquisition growth of 21% and strong same-store sales growth of 6%. Same-store sales growth reflected volume growth, pricing initiatives, and strategic product sales gains, driven by the continued strength of the energy, non-residential construction and industrial markets served by the Company. Volume and price contributed about equally towards same-store sales growth. The Company estimates same-store sales growth based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro forma adjustments used in calculating the same-store sales metric. The intercompany eliminations primarily represent sales from All Other Operations to the Distribution business segment.

	Three Months Ended
	September 30,
(In thousands)	2007	2006	Increase
Net Sales
Distribution	$834,766	$657,327	$177,439	27%
All Other Operations	212,022	148,071	63,951	43%
Intercompany eliminations	(39,505)	(14,651)	(24,854)

	$1,007,283	$790,747	$216,536	27%

     The Distribution business segment’s principal products include industrial, medical and specialty gases; cylinder and equipment rental; and hardgoods. Industrial, medical and specialty gases are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding consumables and equipment, safety products, and maintenance, repair and operating (“MRO”) supplies.
     Distribution business segment sales increased 27% compared to the prior year quarter with same-store sales growth of $44 million (7%). Current and prior year acquisitions contributed $133 million (20%), over half of which were attributable to the acquired Linde Packaged Gas customers that are now served by the Distribution business segment. The increase in Distribution same-store sales resulted from gas and rent same-store sales growth of 6% and hardgoods same-store sales growth of 7%. The strong same-store sales growth in the Company’s core gas and welding hardgoods business reflected continued broad-based demand from energy and non-residential construction sectors, as well as moderate growth in manufacturing sectors.
     The Distribution business segment’s gas and rent same-store sales growth of 6% reflected both price increases and volume growth. Sales of strategic gas products increased 10% in the current quarter driven by bulk, medical and specialty gas sales gains. Bulk gas sales volumes were up as the Company’s strong position as a bulk distributor helped increase the signing of new bulk customer contracts. Medical gas sales growth was attributable to continued success in the hospital sector and the popularity of the Walk-O2-Bout® medical cylinder program. Specialty gas sales growth resulted from the core products of EPA protocol gases, rare gases and specialty gas mixes, with particular strength in rare gases. Rental revenues benefited from the Company’s rental welder business that generated 20% same-store sales growth in the current quarter.
     Hardgoods same-store sales growth of 7% was driven by both volume and price gains. Same-store sales of safety products grew 11% in the current quarter reflecting strong underlying demand for these products by core welding customers and effective cross-selling of safety products to new and existing customers.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The All Other Operations business segment consists of the Company’s Gas Operations Division, AMG and National Welders. The Gas Operations Division produces and distributes certain gas products, principally carbon dioxide, dry ice, nitrous oxide, specialty gases, anhydrous ammonia, refrigerants and related supplies, services and equipment. AMG was formed in the fourth quarter of fiscal 2007 with the acquisition of the Linde Bulk Gas business to manage production, distribution and administrative functions for the acquired air separation plants. AMG principally acts as an internal wholesale supplier to the Distribution segment business units. The business units in the Distribution business segment manage the customer relationships and bill the new bulk gas customers and, accordingly, the majority of the operating profits related to the business are reported in the Distribution business segment. National Welders is a producer and distributor of industrial, medical and specialty gases and hardgoods based in Charlotte, North Carolina. All Other Operations’ sales increased 43% compared to the prior year quarter resulting from same-store sales growth and acquisitions. Same-store sales growth of 5% was driven by strong sales growth in specialty gases and carbon dioxide. Acquisition growth of 38% was primarily driven by $32 million of sales contributed by AMG, which also drove much of the increase in intercompany eliminations, and the addition of National Welders’ portion of the acquired Linde Packaged Gas business.
Gross Profits
     Gross profits do not reflect depreciation expense and distribution costs. The Company reflects distribution costs as an element of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the Consolidated Statement of Earnings line item “Depreciation.” Other companies may report certain or all of these costs as elements of their Cost of Products Sold and, as such, the Company’s gross profits discussed below may not be comparable to those of other entities.
     Gross profits increased 29% principally from sales growth and acquisitions. The gross margin in the current quarter increased 70 basis points to 51.8% compared to 51.1% in the prior year quarter, with the increase driven primarily by a favorable shift in product mix toward higher-margin gas as well as the impact of pricing.

	Three Months Ended
	September 30,
(In thousands)	2007	2006	Increase
Gross Profits
Distribution	$415,236	$327,569	$87,667	27%
All Other Operations	106,493	76,801	29,692	39%

	$521,729	$404,370	$117,359	29%

     The Distribution business segment’s gross profits increased 27% compared to the prior year quarter. The Distribution business segment’s gross margin was 49.7% versus 49.8% in the prior year quarter, a decline of 10 basis points reflecting a shift within gas toward lower-margin bulk gases due to the Linde Bulk Gas acquisition and related segment wholesale transfer pricing from AMG, partially offset by a favorable shift in product mix toward gas and rent. Gas and rent as a percentage of the Distribution business segment’s sales was 53.6% in the current quarter as compared to 52.2% in the prior year quarter, with the shift primarily driven by gas sales from the Linde Bulk Gas acquisition.
     The All Other Operations business segment’s gross profits increased 39% primarily from strong sales growth at National Welders, including its portion of the Linde Packaged Gas acquisition, and sales growth of carbon dioxide and specialty gas products. The segment’s gross margin declined 170 basis points to 50.2% in the current quarter from 51.9% in the prior year quarter primarily due to the addition of the newly formed AMG, which has lower gross margins than the other businesses in the All Other Operations business segment. AMG principally acts as an internal wholesale supplier of bulk gases to business units in the Distribution business segment. Rising costs for nitrous oxide and ammonia also pressured margins.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
     Selling, distribution and administrative (“SD&A”) expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses.
     As a percentage of net sales, SD&A expense decreased 40 basis points to 35.5% compared to 35.9% in the prior year quarter reflecting improved cost leverage and effective cost management. SD&A expenses increased $74 million (26%) primarily from higher variable expenses associated with the growth in sales volumes and the operating costs of acquired businesses. Acquisitions contributed estimated incremental SD&A expenses of approximately $50 million in the current quarter, including $5.4 million of integration expense primarily related to the Linde Packaged Gas acquisition. The increase in SD&A expense attributable to factors other than acquisitions was $24 million, or an increase of 8%, primarily due to salaries and wages and distribution-related expenses. The increase in salaries and wages reflected increased operational headcounts, wage inflation, and overtime to fill cylinders, deliver products and operate facilities to meet increased customer demand. The increase in distribution expenses, which was attributable to higher fuel and vehicle repair and maintenance costs, were up approximately $6 million versus the prior year quarter. Higher fuel costs were directly related to the increase in miles driven to support sales growth. Average diesel fuel prices were relatively stable versus the prior year quarter.
     Depreciation expense of $45 million increased $11 million (31%) compared to the prior year quarter. Acquired businesses contributed depreciation expense of approximately $7 million. The remainder of the increase primarily reflects current and prior year’s capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants and branch stores. Amortization expense of $3.8 million was $1.8 million higher than the prior year quarter driven by the amortization of customer lists and non-compete agreements associated with acquisitions.
Operating Income
     Operating income increased 37% in the current quarter driven by higher sales levels and margin improvement. Improved cost leverage on sales growth was the primary contributor to an 80 basis point increase in the operating income margin to 11.5% compared to 10.7% in the prior year quarter. The successful integration of the Linde Bulk Gas business contributed approximately 60 basis points of the operating margin improvement, as the acquired bulk gas business generates higher operating margins compared to the packaged gas business. Integration costs primarily associated with the Linde Packaged Gas acquisition reduced the operating margin by approximately 50 basis points.

	Three Months Ended
	September 30,
(In thousands)	2007	2006	Increase
Operating Income
Distribution	$91,426	$63,663	$27,763	44%
All Other Operations	23,963	20,600	3,363	16%

	$115,389	$84,263	$31,126	37%

     Operating income in the Distribution business segment increased 44% in the current quarter. The Distribution business segment’s operating margin increased 130 basis points to 11.0% compared to 9.7% in the prior year quarter. Margin improvement was driven by continued operating profit leverage on sales growth, and the effective management of costs and pricing. The addition of the Linde Bulk Gas business, which contributed approximately 90 basis points of the increase in the operating margin, was offset by the addition of the Linde Packaged Gas business, which diluted operating margin by 90 basis points, 65 of which were related to integration costs.
     Operating income in the All Other Operations business segment increased 16% compared to the prior year quarter. The increase in operating income was driven by the addition of the newly formed AMG to the segment and strong business momentum at National Welders including the addition of its portion of the Linde Packaged Gas acquisition. The segment’s operating income margin of 11.3% was 260 basis points lower than 13.9% in the prior year quarter. Since AMG principally acts as an internal wholesale supplier of bulk gases to the

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Distribution business segment, AMG’s internal transfer pricing was responsible for 180 basis points of the operating income margin decline of the All Other Operations business segment. Another factor contributing to the decline was the addition of the National Welders portion of the Linde Packaged Gas acquisition and its related integration expense.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $28.7 million representing an increase of 58% compared to the prior year quarter. The increase resulted from higher average debt levels associated with acquisitions, a larger securitization program and higher weighted-average interest rates related to the Company’s variable rate debt instruments, partially offset by the refinancing of higher fixed rate debt in the prior year.
     The Company participates in a securitization agreement with three commercial banks to sell up to $285 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $285 million at September 30, 2007 versus $264 million at March 31, 2007. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.
Income Tax Expense
     The effective income tax rate was 39.2% of pre-tax earnings in the current quarter compared to 39.6% in the prior year quarter. The lower tax rate resulted from the National Welders Exchange Transaction that occurred July 3, 2007. As a result of the exchange, the Company is no longer required to record deferred tax expense on the undistributed earnings of National Welders. The Company expects the overall full-year effective tax rate for fiscal 2008 to range from 39% to 39.5% of pre-tax earnings.
Net Earnings
     Net earnings were $50.6 million, or $0.60 per diluted share, compared to $39.5 million, or $0.49 per diluted share, in the prior year quarter. The current quarter included a one-time, non-cash charge of $0.03 per diluted share related to conversion of National Welders from a joint venture to a wholly-owned subsidiary, and $0.04 per diluted share of integration expense primarily related to the Linde Packaged Gas acquisition.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2006
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 23% in the six months ended September 30, 2007 (“current period”) compared to the six months ended September 30, 2006 (“prior year period”) reflecting strong same-store sales growth of 7% and acquisition growth of 16%. Same-store sales growth reflected pricing initiatives, volume growth, and strategic product sales gains, driven by the continued strength of the energy and non-residential construction markets, and moderate growth of the industrial markets served by the Company. Volume and pricing contributed equally toward same-store sales growth.

	Six Months Ended
	September 30,
(In thousands)	2007	2006	Increase
Net Sales
Distribution	$1,597,402	$1,306,580	$290,822	22%
All Other Operations	398,981	287,856	111,125	39%
Intercompany eliminations	(74,001)	(30,653)	(43,348)

	$1,922,382	$1,563,783	$358,599	23%

     Distribution business segment sales increased 22% compared to the prior year period with same-store sales growth of $99 million (7%). Current and prior year acquisitions contributed $192 million (15%), over half of which were attributable to the Linde Bulk Gas and Linde Packaged Gas customers that are now served by the Distribution business segment. The increase in Distribution same-store sales resulted from gas and rent same-store sales growth of 8% and hardgoods same-store sales growth of 6%. The strong same-store sales growth in the Company’s core gas and welding hardgoods business reflected continued broad-based demand from energy and non-residential construction sectors, as well as moderate growth in manufacturing sectors.
     The Distribution business segment’s gas and rent same-store sales growth of 8% reflected both price increases and volume growth. Sales of strategic gas products increased 10% in the current period driven by bulk, medical and specialty gas sales gains. Bulk gas sales volumes were up as the Company’s strong position as a bulk distributor helped increase the signing of new bulk customer contracts. Medical gas sales growth was attributable to continued success in the hospital sector and the popularity of the Walk-O2-Bout® medical cylinder program. Specialty gas sales growth resulted from the core business of EPA protocol gases, rare gases and specialty gas mixes. Rental revenues benefited from the Company’s rental welder business that generated 20% same-store sales growth in the current period. Hardgoods same-store sales growth of 6% was driven by both volume and price gains.
     All Other Operations’ sales increased 39% compared to the prior year period resulting from same-store sales growth and acquisitions. Same-store sales growth of 5% was driven by strong sales growth in carbon dioxide, dry ice, and at National Welders. Sales of dry ice and liquid carbon dioxide were strong contributors to sales growth in the current period reflecting success in the food processing and industrial carbon dioxide markets and the Company’s nationwide network of Penguin dry ice retail locations. Sales growth from acquisitions was primarily driven by $63 million of sales contributed by AMG, which also drove much of the increase in intercompany eliminations, and a portion of the Linde Packaged Gas business, which became part of National Welders.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gross Profits
     Gross profits increased 26% principally from sales growth and acquisitions. The gross margin in the current period increased 120 basis points to 52.0% compared to 50.8% in the prior year period, with the increase driven primarily by a favorable shift in product mix toward higher-margin gas and pricing.

	Six Months Ended
	September 30,
(In thousands)	2007	2006	Increase
Gross Profits
Distribution	$795,876	$645,227	$150,649	23%
All Other Operations	202,974	148,960	54,014	36%

	$998,850	$794,187	$204,663	26%

     The Distribution business segment’s gross profits increased 23% compared to the prior year period. The Distribution business segment’s gross margin was 49.8% versus 49.4% in the prior year period, with the 40 basis points increase reflecting a favorable shift in product mix toward gas and rent offset somewhat by a shift within gas toward lower-margin bulk gases due to the Linde Bulk Gas acquisition. Gas and rent as a percentage of the Distribution business segment’s sales was 53.8% in the current period as compared to 51.7% in the prior year period, with the shift primarily driven by gas sales from the Linde Bulk Gas acquisition.
     The All Other Operations business segment’s gross profits increased 36% primarily from strong sales growth at National Welders, including its portion of the Linde Packaged Gas acquisition, and sales growth of carbon dioxide and dry ice. The segment’s gross margin declined 80 basis points to 50.9% in the current period from 51.7% in the prior year period primarily due to the addition of the newly formed AMG, which has lower gross margins than the other businesses in the All Other Operations business segment. AMG principally acts as an internal wholesale supplier of bulk gases to business units in the Distribution business segment.
Operating Expenses
     As a percentage of net sales, SD&A expense decreased 50 basis points to 35.3% compared to 35.8% in the prior year period reflecting improved cost leverage and effective cost management. SD&A expenses increased $119 million (21%) primarily from higher variable expenses associated with the growth in sales volumes and the operating costs of acquired businesses. Acquisitions contributed estimated incremental SD&A expenses of approximately $71 million in the current period, including integration expenses of $6.2 million principally related to the Linde Packaged Gas acquisition. The increase in SD&A expense attributable to factors other than acquisitions was $48 million, or an increase of 8%, primarily due to salaries and wages and distribution-related expenses. The increase in salaries and wages reflected increased operational headcounts, wage inflation, and overtime to fill cylinders, deliver products and operate facilities to meet increased customer demand. The increase in distribution expenses, which was attributable to higher fuel and vehicle repair and maintenance costs, were up approximately $9 million versus the prior year period. Higher fuel and maintenance costs were directly related to the increase in miles driven to support sales growth. Average diesel fuel prices were relatively stable versus the prior year period.
     Depreciation expense of $86 million increased $19 million (28%) compared to the prior year period. Acquired businesses contributed depreciation expense of approximately $12 million. The remainder of the increase primarily reflects current and prior year’s capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants and branch stores. Amortization expense of $6.7 million was $2.9 million higher than the prior year period driven by the amortization of customer lists and non-compete agreements associated with acquisitions.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Income
     Operating income increased 39% in the current period driven by higher sales levels and margin improvement. Improved cost leverage on sales growth and the addition of the higher operating margin Linde Bulk Gas business, offset somewhat by integration costs associated with the Linde Packaged Gas acquisition, were the primary contributors to a 140 basis point increase in the operating income margin to 11.8% compared to 10.4% in the prior year period. The successful integration of the Linde Bulk Gas business contributed approximately 60 basis points of the operating margin improvement, as the acquired bulk gas business generates higher operating margins compared to the packaged gas business. Integration costs associated with the Linde Packaged Gas acquisition reduced operating margin approximately 30 basis points.

	Six Months Ended
	September 30,
(In thousands)	2007	2006	Increase
Operating Income
Distribution	$180,815	$124,304	$56,511	45%
All Other Operations	45,811	38,865	6,946	18%

	$226,626	$163,169	$63,457	39%

     Operating income in the Distribution business segment increased 45% in the current period. The Distribution business segment’s operating margin increased 180 basis points to 11.3% compared to 9.5% in the prior year period. Margin improvement was driven by continued operating profit leverage on sales growth, effective management of costs and pricing, and the addition of the Linde Bulk Gas business, which contributed approximately 80 basis points of the increase in the operating margin. Integration costs related to the Linde Packaged Gas acquisition reduced operating margin by approximately 30 basis points.
     Operating income in the All Other Operations business segment increased 18% compared to the prior year period. The increase in operating income was driven by the addition of the newly formed AMG to the segment and strong business momentum at National Welders including the addition of its portion of the Linde Packaged Gas acquisition. The segment’s operating income margin of 11.5% was 200 basis points lower than 13.5% in the prior year period. Since AMG principally acts as an internal wholesale supplier of bulk gases to the Distribution business segment, AMG’s internal transfer pricing was responsible for 170 basis points of the operating income margin decline of the All Other Operations business segment. Another factor contributing to the decline was the addition of the National Welders portion of the Linde Packaged Gas acquisition and its related integration expense.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $53 million representing an increase of 52% compared to the prior year period. The increase primarily resulted from higher average debt levels associated with acquisitions and higher weighted-average interest rates related to the Company’s variable rate debt instruments.
Income Tax Expense
     The effective income tax rate was 39.3% of pre-tax earnings in the current period compared to 38.1% in the prior year period. The increased tax rate reflects a prior year $1.8 million, or $0.02 per diluted share, one-time tax benefit associated with a change in state income tax law in Texas. The one-time benefit reflects the reduction of deferred tax liabilities previously established for temporary differences under the prior state tax law. The current period tax rate reflects the lower taxes due to the National Welders Exchange Transaction that occurred July 3, 2007. As a result of the exchange, the Company is no longer required to record deferred tax expense on the undistributed earnings of National Welders. The Company expects the overall effective tax rate for fiscal 2008 to range from 39% to 39.5% of pre-tax earnings.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Earnings
     Net earnings for the six months ended September 30, 2007 were $102 million, or $1.23 per diluted share, compared to $78 million, or $0.97 per diluted share, in the prior year period. The current period included a one-time, non-cash charge of $0.03 per diluted share related to the conversion of National Welders from a joint venture to a wholly owned subsidiary, and $0.04 per diluted share of integration expense primarily related to the Linde Packaged Gas acquisition. The prior year period included a $0.02 benefit from a change in state income tax law.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Net cash provided by operating activities was $223 million for the six months ended September 30, 2007 compared to $122 million in the comparable prior year period. Net earnings adjusted for non-cash items provided cash of $239 million versus $179 million in the prior year period. Working capital resulted in a use of cash of $35 million versus a use of $63 million in the prior year period. The use of cash for working capital in the current period principally reflects a higher level of trade receivables and inventory associated with sales growth. In addition, a decrease in accounts payable used cash of $18 million in the current period resulting from the timing of payments to vendors. The Company also increased the amount of receivables sold under its trade receivables securitization program, providing cash of $21 million in the current period versus cash provided of $3 million in the prior year period. Consolidated cash flows provided by operating activities were used to fund investing activities, such as capital expenditures and acquisitions.
     Net cash used in investing activities totaled $467 million and primarily consisted of cash used for acquisitions and capital expenditures. Cash of $341 million was paid in the current period for eight acquisitions, including the acquisition of Linde Packaged Gas, and holdback settlements. Capital expenditures were $129 million in the current period. Capital expenditures reflect investments to support the Company’s sales growth initiatives. The Company continued to invest in its core business purchasing cylinders, bulk tanks and rental welders. The Company expects that fiscal 2008 capital expenditures will approximate 7% of net sales.
     Financing activities provided net cash of $260 million, primarily from $235 million in net borrowings under the Company’s senior unsecured credit facility. The net borrowings were principally used to fund acquisitions. Other sources of cash included an increase in the cash overdraft of $14 million and proceeds from the exercise of stock options of $12 million.
Dividends
     At the end of June and September 2007, the Company paid its stockholders regular quarterly cash dividends of $0.09 per share. On October 9, 2007, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.09 per share payable December 31, 2007 to stockholders of record as of December 14, 2007. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Instruments
Revolving Credit Borrowings and Term Loan
     As of September 30, 2007, the Company maintains a senior credit facility with a syndicate of lenders. The $1.7 billion senior unsecured credit facility (the “Credit Facility”) permits the Company to borrow up to $1,066 million under a U.S. dollar revolving credit line, up to C$40 million (U.S. $40 million) under a Canadian dollar revolving credit line and up to $600 million under two or more term loans. The Company used borrowings under the term loan provision of the Credit Facility to finance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006. The remaining $500 million was used to finance the Linde Bulk Gas acquisition that closed on March 9, 2007. The Credit Facility will mature on July 25, 2011.
     As of September 30, 2007, the Company had approximately $1,390 million of borrowings under the Credit Facility: $833 million under the U.S. dollar revolving credit line, C$24 million (U.S. $24 million) under the Canadian dollar revolving credit line and $533 million under the term loan. The term loan is repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments on the term loan are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. The Company also had letters of credit of $35 million issued under the Credit Facility. The U.S. dollar borrowings and the term loan bear interest at LIBOR plus 75 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 75 basis points. As of September 30, 2007, the average effective interest rates on the U.S. dollar borrowings, the rate on the term loan and average rate on the Canadian dollar borrowings were 6.15%, 5.95%, and 5.67%, respectively.
     As of September 30, 2007, approximately $197 million remained unused under the U.S. dollar revolving credit line and approximately C$16 million (U.S. $16 million) remained unused under the Canadian dollar revolving credit line. As of September 30, 2007, the financial covenants of the Credit Facility do not limit the Company’s ability to borrow the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
     The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity guarantee the U.S. and Canadian borrowings. The Canadian borrowings are also guaranteed by the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on all other debt.
Money Market Loans
     The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $30 million for a maximum term of three months. The agreement expires on June 30, 2008, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2007, the Company had an outstanding advance under the agreement of $30 million, and bears interest at 6.17%.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Company also entered into an agreement with another financial institution that provides access to short-term advances not to exceed $35 million. The advances are generally overnight or up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2007, there were no short-term advances outstanding under this agreement.
Senior Subordinated Notes
     At September 30, 2007, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.
     The 2004 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. As of October 31, 2007, the 2004 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the revolving credit facilities. The stock of the Company’s domestic subsidiaries is also pledged to the note holders on a subordinated basis.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to vendors or sellers of businesses acquired, which are repayable in periodic installments. At September 30, 2007, acquisition and other notes totaled approximately $30 million with interest rates ranging from 4% to 8.5%.
Refinancing of National Welders Debt
     Effective July 3, 2007, the Company amended its Credit Facility to increase the size of its U.S. dollar revolving credit line by $100 million to $1,066 million. As discussed in Note 11 to the Consolidated Financial Statements included under Item 1, “Financial Statements,” National Welders became a wholly owned subsidiary of the Company on July 3, 2007. Concurrently, National Welders debt of $87.5 million was refinanced by the Company under the expanded U.S. dollar revolving credit line.
Trade Receivables Securitization
     The Company participates in a securitization agreement (the “agreement”) with three commercial banks to sell up to $285 million of qualifying trade receivables. The receivables are funded through the issuance of highly rated commercial paper through bank conduits. The commercial paper is normally issued to coincide with the monthly settlement dates provided for in the agreement. Since the onset of the recent issues affecting the credit markets, most notably in the asset-backed commercial paper market, the Company has not experienced any funding interruption as it relates to its securitization program. The Company has been advised that its bank conduits have minimal or no exposure to subprime mortgage assets and, therefore, anticipates that it will continue to obtain funding through its bank conduits.
     The agreement expires in March 2010, but may be renewed subject to provisions contained in the agreement. During the six months ended September 30, 2007, the Company sold, net of its retained interest, $1,573 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1,552 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $285 million at September 30, 2007 and $264 million at March 31, 2007.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Rate Swap Agreements
     The Company manages its exposure to changes in market interest rates. At September 30, 2007, the Company had nineteen fixed interest rate swap agreements with a notional amount of $602 million. These swaps effectively convert $602 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At September 30, 2007, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 4.94% and receive variable interest payments from the counterparties based on a weighted average variable rate of 5.46%. The remaining terms of each of these swap agreements are between 8 and 36 months. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.
     As of September 30, 2007, the Company’s ratio of fixed to variable rate debt was 41.5% fixed to 58.5% variable, including the effect of the interest rate swap agreements and the trade receivables securitization. A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at September 30, 2007, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $3 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations and Off-Balance Sheet Arrangements
     The following table presents the Company obligations and off-balance sheet arrangements as of September 30, 2007.

(In thousands)			Payments Due by Period
					More than 5
Contractual and Off-Balance Sheet		Remainder of	1 to 3 Years	3 to 5 Years	Years
Obligations	Total	fiscal 2008 (a)	(a)	(a)	(a)

Obligations reflected on the September 30, 2007 Consolidated
Balance Sheet:

Long-term debt (1)	$1,599,969	$7,807	$183,440	$1,257,447	$151,275
Estimated interest payments on long-term debt (2)	353,000	49,000	176,000	105,000	23,000
Estimated payments (receipts) on interest rate swap agreements (3)	(5,900)	(1,600)	(4,000)	(300)	—

Off-balance sheet obligations as of September 30, 2007:
Operating leases (4)	201,631	31,541	96,057	53,030	21,003
Trade receivables securitization (5)	285,000	—	285,000	—	—
Estimated discount on securitization (6)	37,000	7,000	30,000	—	—
Letters of credit (7)	34,925	34,675	250	—	—
Purchase obligations:
Liquid bulk gas supply agreements (8)	809,536	91,015	178,596	164,538	375,387
Liquid carbon dioxide supply agreements (9)	190,172	8,440	26,823	20,021	134,888
Other purchase commitments (10)	36,035	9,160	11,562	7,983	7,330
Construction commitments (11)	64,116	35,023	29,093	—	—

Total	$3,605,484	$272,061	$1,012,821	$1,607,719	$712,883

(a)	The “Remainder of fiscal 2008” column relates to obligations due through March 31, 2008. The “1 to 3 years” column relates to obligations due in fiscal years ending March 31, 2009 and 2010. The “3 to 5 years” column relates to obligations due in fiscal years ending March 31, 2011 and 2012. The “More than 5 years” column relates to obligations due in fiscal years ending March 31, 2013 and beyond.

1)	Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of September 30, 2007. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure. Principal payments on the term loan under the Credit Facility are not reflected in the “Remainder of 2008” column above due to the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit line. See Note 9 to the Consolidated Financial Statements under Item 1 for more information regarding long-term debt instruments.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2)	The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of September 30, 2007. The estimated interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

3)	Payments or receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated receipts in future periods were determined based on interest rates as of September 30, 2007. Actual receipts or payments may differ materially from those presented above based on actual interest rates in future periods.

4)	The Company’s operating leases at September 30, 2007 include approximately $161 million in fleet vehicles under long-term operating leases. The Company guaranteed a residual value of $29 million related to its leased vehicles.

5)	The Company participates in a securitization agreement with three commercial banks to sell up to $285 million of qualifying trade receivables. The agreement expires in March 2010, but may be renewed subject to provisions contained in the agreement. Under the securitization agreement, on a monthly basis, trade receivables are sold to the bank conduits through a bankruptcy-remote special purpose entity. Proceeds received from the sale of receivables were used by the Company to reduce its borrowings on its Credit Facility. The securitization agreement is a form of off-balance sheet financing.

6)	The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market interest rates. The estimated discount in future periods is based on receivables sold and interest rates as of September 30, 2007. The actual discount recognized in future periods may differ materially from those presented above based on actual amounts of receivables sold and market rates.

7)	Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, automobile and general liability claims. Letters of credit are issued under the Company’s Credit Facility.

8)	In addition to the gas volumes supplied by the recently formed Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through September 1, 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply at least 35% of the Company’s bulk liquid nitrogen, oxygen and argon requirements, exclusive of the volumes produced by the Company and those purchased under the Linde supply agreements noted below. Additionally, the Company purchases helium under the terms of the supply agreement. Based on the volume of fiscal 2007 purchases, the Air Products supply agreement represents approximately $50 million annually in liquid bulk gas purchases. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2007 purchases.

The Company and Linde AG entered into a long-term take-or-pay supply agreement to purchase oxygen, nitrogen and argon. The agreement will expire in July 2019 and represents approximately $3 million in annual bulk gas purchases. In September and October 2006, the Company and Linde AG entered into long-term take-or-pay supply agreements to purchase helium. The total annual commitment amount under the Linde agreements is approximately $24 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company also participates in a long-term agreement with Praxair to swap production of bulk nitrogen, oxygen, and argon through 2014. The Praxair agreement represents approximately $6 million annually.

Concurrent with the acquisition of most of the U.S. packaged gas business of Linde, the Company entered into a supply agreement under which the Company is obligated to purchase from Linde monthly volumes of argon for a term of five years and acetylene for a term of three years. The agreement contains provisions for quarterly price adjustments. Based on the pricing in effect at September 30, 2007, the annual purchase commitment is approximately $2.4 million for argon and $4.5 million for acetylene.

The supply agreements noted above contain periodic adjustments based on certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

9)	The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2007 purchases. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

10)	Other purchase commitments primarily include property, plant and equipment expenditures.

11)	Construction commitments represent outstanding commitments to build and operate air separation plants in New Carlisle, IN and Carrollton, KY, and construct a beverage grade liquid carbon dioxide plant in Deer Park, TX, which are expected to begin operating in the winter of 2008, the spring of 2009 and January of 2009, respectively.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to the fair value requirements as applicable in other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact on the consolidated financial statements.
Forward-looking Statements
     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s expectation that net earnings for the third quarter ending December 31, 2007 will range from $0.63 to $0.65 per diluted share, including an estimated $0.01 per diluted share of integration expense from the Linde Packaged Gas acquisition; the Company’s expectation that net earnings in fiscal 2008 will range from $2.55 to $2.60 per diluted share, including the $0.03 per diluted share charge related to the National Welders Exchange Transaction and integration costs from the Linde Packaged Gas acquisition; $5 billion in revenues and an operating margin of between 13% and 13.5% for fiscal 2011, assuming same-store sales growth in the mid-single digits and $100 million to $150 million in acquired sales per year between 2009 and 2011; annual capital expenditures in 2009 through 2011 of 5% to 6% of sales; the Company’s belief that it can attain operational efficiencies, grow organically, successfully integrate acquisitions and leverage its infrastructure; the impact of price increases implemented in the fiscal third quarter; the Company’s expectation that the industrial economy and non-residential construction will continue expanding during the remainder of fiscal 2008; consistency in the current sales environment and continued benefit from effective management of costs and pricing in fiscal 2008; the Company’s expectations regarding certain gas shortages in the foreseeable future; the Company’s expectations as to its product sourcing strategies and its ability to satisfy customer needs; the Company’s expectations regarding the commencement of operations of the Deer Park plant; the Company’s expectation that the overall full-year effective tax rate for fiscal 2008 will range from 39% to 39.5% of pre-tax earnings; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate swap agreements; the performance of counterparties under interest rate swap agreements; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $3 million; the Company’s expectation that capital expenditures in fiscal 2008 will approximate 7% of net sales; the future payment of dividends; the Company’s ability and intention to refinance principal payments on its outstanding term loan with borrowings under its long-term revolving credit facilities; the Company’s belief that it will continue to obtain funding through its bank conduits associated with its securitization agreement despite recent issues affecting the credit markets; the timing of commencement of operations of the New Carlisle, IN and Carrollton, KY air separation plants; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
future payments or receipts under interest rate swap agreements; the estimate of future purchase commitments; and the Company’s belief that the minimum product purchases under supply agreements are within the Company’s normal product purchases.
     These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates; higher or lower integration expenses than that estimated by the Company; higher or lower overall tax rates in fiscal 2008 than that estimated by the Company; increase in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend; a lack of available financing necessary to invest in growth opportunities and future acquisitions; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; underlying market conditions; supply shortages of certain gases and the resulting inability of the Company to meet customer gas requirements; the inability of the Company to identify new sources of gases and improve product sourcing strategies; customers’ acceptance of price increases; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; construction issues and other problems that result in a delay in the completion and start-up of new plants; higher or lower capital expenditures than that estimated by the Company; the inability to refinance payments on the term loan due to a lack of availability under the revolving credit facilities; a lack of liquidity of bank conduits and the resulting impact on funding under the securitization agreement; fluctuations in interest rates; an inability to identify and close future acquisitions; potential disruption to the Company’s business from integration problems associated with acquisitions; the inability of management to control expenses; a lack of available cash flow necessary to pay future dividends; the inability to pay dividends as a result of loan covenant restrictions; the inability to manage interest rate exposure; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under supply agreements; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.
     The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization at September 30, 2007. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal, interest and the discount on the securitization program by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/08 (a)	3/31/09	3/31/10	3/31/11	3/31/12	Thereafter	Total	Fair Value

Fixed Rate Debt:
Acquisition and other notes	$8	$10	$9	$1	$1	$1	$30	$29
Interest expense	$1	$1	$1	$1	$—	$—	$4
Average interest rate	5.71%	5.91%	5.99%	6.35%	6.22%	5.26%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$150	$150	$145
Interest expense	$5	$9	$9	$9	$9	$23	$64
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

(In millions)	3/31/08 (a)	3/31/09	3/31/10	3/31/11	3/31/12	Thereafter	Total	Fair Value

Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$—	$857	$—	$857	$857
Interest expense	$26	$53	$53	$53	$18	$—	$203
Interest rate (b)	6.14%	6.14%	6.14%	6.14%	6.14%

Term loan (d)	$45	$90	$90	$236	$71	$—	$532	$532
Interest expense	$16	$27	$22	$14	$1	$—	$80
Interest rate (b) (d)	5.95%	5.95%	5.95%	5.95%	5.95%

Money market loan	$—	$30	$—	$—	$—	$—	$30	$30
Interest expense	$1	$1	$—	$—	$—	$—	$2
Interest rate (b)	6.17%	6.17%

(In millions)	3/31/08 (a)	3/31/09	3/31/10	3/31/11	3/31/12	Thereafter	Total	Fair Value

Interest Rate Swaps:
19 swaps (receive variable)/pay fixed Notional amounts	$—	$100	$377	$125	$—	$—	$602	$3.0
Swap payments/(receipts)	$(1.6)	$(2.9)	$(1.1)	$(0.3)	$—	$—	$(5.9)
$602 million notional amount
Variable receive rate = 5.46%
Weighted average pay rate = 4.94%

Other Off-Balance Sheet
LIBOR-based agreement (c):
Trade receivables securitization	$—	$—	$285	$—	$—	$—	$285	$285
Discount on securitization	$7	$15	$15	$—	$—	$—	$37
Based on 1 month LIBOR of 5.12%

(a) March 31, 2008 financial instrument maturities and interest expense relate to the period of October 1, 2007 through March 31, 2008.
(b) The interest rate on the revolving credit facilities is the weighted average of the variable interest rates on the U.S. dollar revolving credit line and the Canadian dollar portion of the credit line. The variable interest rates on the U.S. dollar revolving credit line are based on a spread over LIBOR applicable to each tranche under the U.S. credit line. The average of the variable interest rates on the Canadian dollar portion of the Credit Facility is based on a spread over Canadian Bankers’ Acceptances applicable to each tranche under the Canadian credit line. The variable interest rate on the term loans is based on LIBOR as of September 30, 2007. The amount, term and interest rate of a money market loan are established through mutual agreement with the financial institution when the Company requests such a loan.
(c) The trade receivables securitization agreement expires in March 2010, but may be renewed subject to renewal provisions contained in the agreement.
(d) The notes to the Consolidated Financial Statements reflect the term loan principal payments due through September 30, 2008 as long-term based on the Company’s ability and intention to refinance those principal payments with its revolving credit line. Estimated interest payments on the term loan reflect the amortization of the term loan principal for each period presented.
Limitations of the tabular presentation
     As the table incorporates only those interest rate risk exposures that exist as of September 30, 2007, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
Foreign Currency Rate Risk
     Canadian subsidiaries of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
     There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the stockholders of the Company was held on August 7, 2007, where the following actions were taken:
(a)	The stockholders voted to elect W. Thacher Brown, Richard C. Ill, Peter McCausland and John C. van Roden, Jr. to the Board of Directors. The votes cast for each Director were as follows:

	No. of Shares
	For	Withheld
W. Thacher Brown	40,620,883	35,216,038
Richard C. Ill	39,197,757	36,639,164
Peter McCausland	39,479,676	36,357,245
John C. van Roden, Jr.	54,733,280	21,103,641
In addition to the Board members elected at the annual meeting, the following are directors whose terms in office as directors continued after the meeting: William O. Albertini, Lee M. Thomas, James W. Hovey, Paula A. Sneed and David M. Stout.

(b)	The stockholders voted to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2008. The votes cast in regard to the action were as follows:

No. of Shares
For	Against	Abstain
75,409,474	355,968	71,478
Item 6. Exhibit Listing
     The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Airgas, Inc. By-laws amended through October 9, 2007.

10.1	Separation agreement between Airgas, Inc. and Dean A. Bertolino, dated September 30, 2007.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.		AIRGAS EAST, INC.

(Registrant)		AIRGAS GREAT LAKES, INC.
AIRGAS MID AMERICA, INC.
AIRGAS NORTH CENTRAL, INC.
BY:	/s/ Thomas M. Smyth	AIRGAS SOUTH, INC.

	Thomas M. Smyth	AIRGAS GULF STATES, INC.
	Vice President & Controller	AIRGAS MID SOUTH, INC.
	(Principal Accounting Officer)	AIRGAS INTERMOUNTAIN, INC.
AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA
& NEVADA, INC.
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
RED-D-ARC, INC.
AIRGAS DATA, LLC

(Co-Registrants)

BY:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President (Principal Accounting Officer)

DATED: November 9, 2007